Form 10-Q
period 2022-06-30
Metaterra Corp.
filed 2022-08-04
CIK 1918884

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No.333-263777

Metaterra Corp.
(Exact name of registrant as specified in its charter)

Nevada	5531	98-1611421
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

Calle Principal 54, MunozPuerto Plata, Dominican Republic 57000

Tel: (346) 308-4967

(Address and telephone number of registrant’s principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2022
Common Stock, $0.001	2,589,000

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

METATERRA CORP. BALANCE SHEETS
	JUNE 30, 2022 (UNAUDITED)	DECEMBER 31, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$4,915	$2,084
Total current assets	4,915	2,084
Inventory	1,218	-
Non-Current Assets	670	-
Total Assets	$6,803	$2,084

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	169	-
Loans from related parties	8,211	825
Total current liabilities	8,380	825
Total Liabilities	8,380	825

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,088,000 shares issued and outstanding	2,088	2,000
Additional Paid-In-Capital	4,312	-
Accumulated Deficit	(7,977)	(741)
Total Stockholders’ equity (deficit)	(1,577)	1,259
Total Liabilities and Stockholders’ equity (deficit)	$6,803	$2,084

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2022	THREE MONTHS ENDED JUNE 30, 2021	SIX MONTHS ENDED JUNE 30, 2022	FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2021) TO JUNE 30, 2021
Revenue	$260	$-	$260	$-

OPERATING EXPENSES
Cost of goods sold	379	-	379	-
General and administrative expenses	3,809	-	7,117	725
Net loss from operations	(3,928)	-	(7,236)	(725)
Loss before provision for income taxes	(3,928)	-	(7,236)	(725)
Provision for income taxes	-	-	-	-
Net income (loss)	$(3,928)	$-	$(7,236)	$(725)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,007,087	-	2,003,563	-

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE PERIODS FROM INCEPTION (JANUARY 20, 2021) TO JUNE 30, 2021 AND FOR SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Balance as of March 31, 2022	2,000,000	$2,000	$-	$(4,049)	$(2,049)
Shares issued at $0.05	88,000	88	4,312	-	4,400
Net income (loss)				(3,928)	(3,928)
Balance as of June 30, 2022	2,088,000	$2,088	$4,312	$(7,977)	$(1,577)

Balance as of December 31, 2021	2,000,000	$2,000	$-	$(741)	$1,259
Shares issued at $0.05	88,000	88	4,312	-	4,400
Net income (loss)				(7,236)	(7,236)
Balance as of June 30, 2022	2,088,000	$2,088	$4,312	$(7,977)	$(1,577)

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,236)
Decrease (Increase) in Assets:
Inventory	(1,217)
Increase (Decrease) in Liabilities
Accounts payable	169
Net cash used in operating activities	(8,285)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	$(670)
Net cash used in investing activities	(670)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of loan from shareholder	$7,386
Proceeds from issuance of common shares	4,400
Net cash provided by financing activities	11,786
Net decrease in cash and equivalents	2,831
Cash and equivalents at beginning of the period	2,084
Cash and equivalents at end of the year/ period	$4,915
Supplemental cash flow information:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

METATERRA CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2021) TO JUNE 30, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

METATERRA CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on January 20, 2021. The Company sells auto parts in the Dominican Republic.

The Company has adopted December 31 fiscal year end.

The results for the sixmonths ended June 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form S-1 for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022 and for the related periods presented.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 20, 2021) to June 30, 2022, of $7,977. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Further to above, In December 2019, a novel strain of coronavirus surfaced in China, which initially been declared as a “Public Health Emergency of International Concern” and subsequently as “Pandemic” by the World Health Organization. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Stock-Based Compensation

As of June 30, 2022, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2022 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”.

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, the performance obligation is satisfied.

Inventory valuation policy

Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method or average cost method. Net realizable value is estimated based on current selling prices.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In December 2021, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

In June 2022, the Company issued 88,000 shares of its common stock at $0.05 per share for total proceeds of $4,400.

As of June 30, 2022, the Company had 2,088,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since January 20, 2021 (Inception) through June 30, 2022, the Company’s sole officer and director loaned the Company $8,211 to pay for incorporation costs, operating expenses and to pay for inventory.  As of June 30, 2022, the amount outstanding was $8,211. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2022 to July 31, 2022 and has determined that there is the following item to disclose:

In July 2022, the Company issued 501,000 shares of its common stock at $0.05 per share for total proceeds of $25,050.

On July 29, 2022 we made a prepayment of $4,365.79 for a car purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

We were incorporated in the State of Nevada on January 20, 2021. Our principal office address is located at Calle Principal 54, Munoz, Puerto Plata, Dominican Republic. Our telephone number is 346-308-4967. We are in the business of selling auto parts that we purchase in the United States to customers in the Dominican Republic. We keep a small inventory of auto parts. Our goal is to maintain a 30 day turn around period for all inventory . We plan to develop a website that will display a variety of auto parts and their prices, and will advertise our services and fees.

Our customers will be able to select auto parts on our website according to their budget and preferences. Our customers are also able to order auto parts which are not displayed on our website by specifying the make, model and year. When we do not have the auto parts that our client wants, we will search for it.

We offer our auto parts at price marked-up from 15% to 25% of our cost. Our customers are asked to pay us the full price in advance. There is no guarantee that our customer will pay the full purchase price in advance. In some cases, we ask for lower advance payments and the remainder during 7 days after the auto parts are delivered. Also, there is no guarantee that we will receive desired commission payment and may have to lower our prices of auto parts, resulting in diminished profits or losses. When we do not take prepayment and buy auto parts at our own expense, there a chance that we do not sell them for an extended period of time or never at all, which will result in loss of revenue and disruption of our business.

RESULTS OF OPERATION

As of June 30, 2022, we had an accumulated deficit of $7,977. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2022 compared to Three Month Period Ended June 30, 2021.

Revenue

During the three month period ended June 30, 2022, the Company had $260 in revenue compared to $-0- in revenue during the three month period ended June 30, 2021.

Operating Expenses

During the three month period ended June 30, 2022, we incurred total operating expenses of $4,188 compared to $-0- during the three month period ended June 30, 2021. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three month period ended June 30, 2022 was $3,928 compared to $-0- during the three month period ended June 30, 2021.

Six Month Period Ended June 30, 2022 compared to period from inception (January 20, 2021) to June 30, 2021

Revenue

During the six-month period ended June 30, 2022, the Company had $260 in revenue compared to $-0- in revenue during the period from inception (January 20, 2021) to June 30, 2021.

Operating Expenses

During the six-month period ended June 30, 2022, we incurred total operating expenses of $7,496 compared to $725 during the period from inception (January 20, 2021) to June 30, 2021. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the six-month period ended June 30, 2022 was $7,236 compared to $725 during the period from inception (January 20, 2021) to June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2022 our total assets were $6,803 compared to $2,084 in total assets at December 31, 2021. As at June 30, 2022, our current liabilities were $8,380 compared to $825 as of December 31, 2021.

Stockholders’ deficit was $1,577 as of June 30, 2022 compared to stockholders’ equity of $1,259 as of December 31, 2021.

Cash Flows from Operating Activities

For the six-month period ended June 30, 2022, net cash flows used in operating activities was $8,285, consisting of net loss of $7,236, increase in accounts payable of $169 and increase in inventory of $1,217. For the period from inception (January 20, 2021) to June 30, 2021, net cash flows used in  operating activities was $725, consisting entirely of net loss.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six-month period ended June 30, 2022 was $670 compared to $-0- during the period from inception (January 20, 2021) to June 30, 2021. During six month period ended June 30, 2022, the Company purchased computer.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended June 30, 2022 were $11,786, consisting of advances from a related party of $7,386 and proceeds from the issuance of common stock of $4,400.  Cash flows provided by financing activities during the period from inception (January 20, 2021) to June 30, 2021 were $725, consisting entirely of advances from a related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that as a result of material weaknesses  related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METATERRA CORP.

Dated: July 31, 2022	By:	/s/ Anyoline De Jesus De Perez
Anyoline De Jesus De Perez, President and Chief Executive Officer and Chief Financial Officer

