Form 10-Q
period 2022-09-30
Metaterra Corp.
filed 2022-10-24
CIK 1918884

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-263777

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 19, 2022
Common Stock, $0.001	2,787,000

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

METATERRA CORP. BALANCE SHEETS

	SEPTEMBER 30, 2022 (UNAUDITED)	DECEMBER 31, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$31,004	$2,084
Total current assets	31,004	2,084
Inventory	13,111	-
Non-Current Assets	614	-
Total Assets	$44,729	$2,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	14,044	825
Total current liabilities	14,044	825
Total Liabilities	14,044	825

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,787,000 shares issued and outstanding as of September 30, 2022 and 2,000,000 as of December 31, 2021	2,787	2,000
Additional Paid-In-Capital	38,563	-
Accumulated Deficit	(10,665)	(741)
Total Stockholders’ equity	30,685	1,259
Total Liabilities and Stockholders’ equity	$44,729	$2,084

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2022	THREE MONTHS ENDED SEPTEMBER 30, 2021	NINE MONTHS ENDED SEPTEMBER 30, 2022
Revenue	$1,620	$-	$1,880

OPERATING EXPENSES
Cost of goods sold	1,218	-	1,596
General and administrative expenses	3,090	-	10,208
Net loss from operations	(2,688)	-	(9,924)
Loss before provision for income taxes	(2,688)	-	(9,924)
Provision for income taxes	-	-	-
Net income (loss)	$(2,688)	$-	$(9,924)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,495,087	-	2,169,205

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENT OF STOCKHOLDER’S EQUITY

SEPTEMBER 30, 2022

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	2,000,000	$2,000	$-	$(741)	$1,259
Net income (loss)				(3,308)	(3,308)
Balance as of March 31, 2022	2,000,000	$2,000	$-	$(4,049)	$(2,049)
Shares issued at $0.05	88,000	88	4,312	-	4,400
Net income (loss)				(3,928)	(3,928)
Balance as of June 30, 2022	2,088,000	$2,088	$4,312	$(7,977)	$(1,577)
Shares issued at $0.05	699,000	699	34,251	-	34,950
Net income (loss)				(2,688)	(2,688)
Balance as of September 30, 2022	2,787,000	$2,787	$38,563	$(10,665)	$30,685

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,924)
Decrease (Increase) in Assets:
Amortization expense	56
Inventory	(13,111)
Net cash used in operating activities	(22,979)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	$(670)
Net cash used in investing activities	(670)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of loan from shareholder	$13,219
Proceeds from issuance of common shares	39,350
Net cash provided by financing activities	52,569
Net decrease in cash and equivalents	28,920
Cash and equivalents at beginning of the period	2,084
Cash and equivalents at end of the year/ period	$31,004
Supplemental cash flow information:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

METATERRA CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2021) TO SEPTEMBER 30, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

METATERRA CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on January 20, 2021. The Company sells auto parts in the Dominican Republic.

The Company has adopted December 31 fiscal year end.

The results for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form S-1 for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2022 and for the related periods presented.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 20, 2021) to September 30, 2022, of $10,665. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of September 30, 2022, the Company has not issued any stock-based payments to its employees.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2022 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 1,880-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

For the Nine-month period ended September 30, 2022 the Company sold auto parts for the total proceeds of $1,880. As of September 30, 2022, the Company had an automobile in the inventory for the total cost of $13,111.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In December 2021, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

For the nine months period ended September 30, 2022, the Company issued 787,000 shares of its common stock at $0.05 per share for total proceeds of $39,350.

As of September 30, 2022, the Company had 2,787,000 shares issued and outstanding.

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

Since January 20, 2021 (Inception) through September 30, 2022, the Company’s sole officer and director loaned the Company $14,044 to pay for incorporation costs, operating expenses and to pay for inventory.  As of September 30, 2022, the amount outstanding was $14,044. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of September 30, 2022, we had an accumulated deficit of $10,665. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2022 compared to Three Month Period Ended September 30, 2021.

Revenue

During the three month period ended September 30, 2022, the Company had $1,620 in revenue compared to $-0- in revenue during the three month period ended September 30,2021.

Operating Expenses

During the three month period ended September 30, 2022, we incurred total operating expenses of $4,308 compared to $-0- during the three month period ended September 30,2021. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three month period ended September 30, 2022 was $2,688 compared to $-0- during the three month period ended September 30,2021.

Nine Month Period Ended September 30, 2022 compared to period from inception (January 20, 2021) to September 30,2021

Revenue

During the nine-month period ended September 30, 2022, the Company had $1,880 in revenue compared to $-0- in revenue during the period from inception (January 20, 2021) to September 30,2021.

Operating Expenses

During the nine-month period ended September 30, 2022, we incurred total operating expenses of $11,804 compared to $725 during the period from inception (January 20, 2021) to September 30,2021. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine-month period ended September 30, 2022 was $9,924 compared to $725 during the period from inception (January 20, 2021) to September 30,2021.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2022 our total assets were $44,729 compared to $2,084 in total assets at December 31, 2021. As at September 30, 2022, our current liabilities were $14,044 compared to $825 as of December 31, 2021.

Stockholders’ equity was $30,685 as of September 30, 2022 compared to stockholders’ equity of $1,259 as of December 31, 2021.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2022, net cash flows used in operating activities was $22,979, consisting of net loss of $9,924, increase in amortization expenses of $56 and increase in inventory of $13,111.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine-month period ended September 30, 2022 was $670. During nine-month period ended September 30, 2022, the Company purchased computer.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended September 30, 2022 were $52,569, consisting of advances from a related party of $13,219 and proceeds from the issuance of common stock of $39,350.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended September 30, 2022.

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

METATERRA CORP.

Dated: October 21, 2022	By:	/s/ Anyoline De Jesus De Perez
Anyoline De Jesus De Perez, President and Chief Executive Officer and Chief Financial Officer

