Form 10-K
period 2022-12-31
Metaterra Corp.
filed 2023-03-31
CIK 1918884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-263777

Metaterra Corp.
(Exact name of registrant as specified in its charter)

Nevada	5531	98-1611421
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

Calle Principal 54, Munoz Puerto Plata, Dominican Republic 57000

Tel: (346) 308-4967

(Address and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 29, 2023
Common Stock, $0.001	2,787,000

2 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", or "the Company", mean Metaterra Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

3 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER STOCKHOLDER MATTERS

MARKET INFORMATION

As of March 29, 2023, the 2,787,000 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATION

As of December 31, 2022, we had an accumulated deficit of $38,473. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended December 31, 2022 compared to the Period from Inception (January 20, 2021) to December 31, 2021

Revenue

During the year ended December 31, 2022 the Company generated $16,705 in revenue compared to $-0- for the period from inception (January 20, 2021) to December 31, 2021.

Operating Expenses

During the year ended December 31, 2022, we incurred total expenses and professional fees of $37,732 compared to $741 for the period from inception (January 20, 2021) to December 31, 2021. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended December 31, 2022 was $37,732 compared to $741 for the period from inception (January 20, 2021) to December 31, 2021. The change in net loss was due to increase in operational expenses.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2022 our total assets were $26,921 compared to $2,084 in total assets at December 31, 2021. As at December 31, 2022, our current liabilities were $24,044 compared to $825 as of December 31, 2021.

Stockholders’ equity was $2,877 as of December 31, 2022 compared to deficit of $1,259 as of December 31, 2021.

Cash Flows from Operating Activities

For the year ended December 31, 2022, net cash flows used in operating activities was $44,924, consisting of net loss of $37,732, depreciation expense of $112, increase in inventory of $17,304 and increase in accounts payable of $10,000. For the period from inception (January 20, 2021) to December 31, 2021, net cash flows used in operating activities was $741 consisting entirely of net loss.

Cash Flows from Investing Activities

Cash flows used in investing activities during the year ended December 31, 2022 were $670. During the year ended December 31, 2022, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2022 were $52,569, consisting of advances from a related party of $13,219 and proceeds from issuance of common shares of $39,350 compared to $2,825 for the period from inception (January 20, 2021) to December 31, 2021, consisting of advances from a related party of $825 and proceeds from issuance of common shares of $2,000.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

7 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

Metaterra Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Metaterra Corp. as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the year ended December 31, 2022 and for the period from January 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022  and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2022.

PCAOB ID: 6108

Vancouver, Washington

March 29, 2023

F-1

METATERRA CORP. BALANCE SHEETS
	DECEMBER 31, 2022 (AUDITED)	DECEMBER 31, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$9,059	$2,084
Total current assets	9,059	2,084
Inventory	17,304	-
Non-Current Assets	558	-
Total Assets	$26,921	$2,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	14,044	825
Accounts Payble	10,000
Total current liabilities	24,044	825
Total Liabilities	24,044	825

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,787,000 shares issued and outstanding as of December 31, 2022 and 2,000,000 as of December 31, 2021	2,787	2,000
Additional Paid-In-Capital	38,563	-
Accumulated Deficit	(38,473)	(741)
Total Stockholders’ equity	2,877	1,259
Total Liabilities and Stockholders’ equity	$26,921	$2,084

The accompanying notes are an integral part of these financial statements.

F-2

METATERRA CORP. STATEMENTS OF OPERATIONS (AUDITED)
	YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2021) TO DECEMBER 31, 2021
Revenue	$16,705	$-

OPERATING EXPENSES
Cost of goods sold	14,707	-
General and administrative expenses	39,730	741
Net loss from operations	(37,732)	(741)
Loss before provision for income taxes	(37,732)	(741)
Provision for income taxes	-	-
Net income (loss)	$(37,732)	$(741)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,324,923	52,023

The accompanying notes are an integral part of these financial statements.

F-3

METATERRA CORP. STATEMENT OF STOCKHOLDERS’ EQUITY DECEMBER 31, 2022 (AUDITED)

	Number of Common Shares	Amount	Additional Paid-In - Capital	Accumulated Deficit	Total
Balance as of January 20, 2021	-	$-	$-	$-	$-
Shares issued at $0.001	2,000,000	2,000	-	-	2,000
Net income (loss)	-	-	-	(741)	(741)
Balance as of December 31, 2021	2,000,000	$2,000	$-	$(741)	$1,259
Shares issued at $0.05	787,000	787	38,563	-	38,563
Net income (loss)				(37,732)	(37,732)
Balance as of December 31, 2022	2,787,000	$2,787	$38,563	$(38,473)	$2,877

The accompanying notes are an integral part of these financial statements.

F-4

METATERRA CORP.

STATEMENTS OF CASH FLOWS

(AUDITED)

	YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2021) TO DECEMBER 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,732)	$(741)
Decrease (Increase) in Assets:
Accounts paybale	10,000	-
Amortization expense	112	-
Inventory	(17,304)	-
Net cash used in operating activities	(44,924)	(741)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	$(670)	$-
Net cash used in investing activities	(670)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of loan from shareholder	$13,219	$825
Proceeds from issuance of common shares	39,350	2,000
Net cash provided by financing activities	52,569	2,825
Net decrease in cash and equivalents	6,975	2,084
Cash and equivalents at beginning of the period	2,084	-
Cash and equivalents at end of the year/ period	$9,059	$2,084
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

F-5

METATERRA CORP. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2021) TO DECEMBER 31, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

METATERRA CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on January 20, 2021. The Company sells auto parts in the Dominican Republic.

The Company has adopted December 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 20, 2021) to December 31, 2022, of $38,473. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

F-6

Stock-Based Compensation

As of December 31, 2022, the Company has not issued any stock-based payments to its employees.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2022 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022.

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

F-7

Inventory valuation policy

Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method or average cost method. Net realizable value is estimated based on current selling prices.

For the year ended December 31, 2022 the Company sold the inventory for the total proceeds of $16,705. As of December 31, 2022, the Company total inventory was $17,304. The inventory comprised of an automobile.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In December 2021, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000.

For the year ended December 31, 2022, the Company issued 787,000 shares of its common stock at $0.05 per share for total proceeds of $39,350.

As of December 31, 2022, the Company had 2,787,000 shares issued and outstanding.

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

Since January 20, 2021 (Inception) through December 31, 2022, the Company’s sole officer and director loaned the Company $14,044 to pay for incorporation costs, operating expenses and to pay for inventory.  As of December 31, 2022, the amount outstanding was $14,044. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2022 to the date the financial statements were issued and has determined that there is the following item to disclose:

On March 22, 2023 we received $9,663 prepayment for the car we have in inventory.

F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

9 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Anyoline De Jesus De Perez Calle Principal 54, Munoz, Puerto Plata, Dominican Republic	43	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Anyoline De Jesus De Perez has acted as our President, Treasurer, Secretary and sole Director since our incorporation on January 20, 2021. Ms. De Jesus De Perez owns 71.76% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. De Jesus De Perez was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. For the last 10 years Ms. De Jesus De Perez, has been managing hir own car rental business in the Dominican Republic.

10 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the periods ended December 31, 2022 and December 31, 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Anyoline De Jesus De Perez President, Secretary CEO, CFO And Director	January 20, 2021 to December 31, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	January 1, 2022 to December 31, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of December 31, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

11 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this filing, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Anyoline De Jesus De Perez Calle Principal 54, Munoz Puerto Plata, Dominican Republic	2,000,000 shares of common stock (direct)	71.76%

The percentages above are based on 2,787,000 shares of our common stock issued and outstanding as of the date of this filing.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than Ms. De Jesus De Perez’ purchase of founders shares from the Company as stated below, there is nothing of value (including money, property, contracts, options or rights of any kind), received or to be received, by Ms. De Jesus De Perez, directly or indirectly, from the Company.

On December 23, 2021, we issued a total of 2,000,000 shares of restricted common stock to Anyoline De Jesus De Perez, our sole officer and director in consideration of $2,000. Further, Ms. De Jesus De Perez has advanced funds to us. As of December 31, 2022, Ms. De Jesus De Perez has advanced to us $14,044. There is no due date for the repayment of the funds advanced by Ms. De Jesus De Perez. Ms. De Jesus De Perez will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. There is no assurance that we will ever generate substantial  revenues from our operations. The obligation to Ms. De Jesus De Perez does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. De Jesus De Perez or the repayment of the funds to Ms. De Jesus De Perez. The entire transaction was oral. Ms. De Jesus De Perez is providing us office space free of charge and we have a verbal agreement with Ms. De Jesus De Perez that, if necessary, she will loan the company funds to complete the registration process.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2022, we incurred approximately $9,300 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2021 and for the reviews of our financial statements for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022.

12 | Page

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METATERRA CORP.

Dated: March 29, 2023	By:	/s/ Anyoline De Jesus De Perez
Anyoline De Jesus De Perez, President and Chief Executive Officer and Chief Financial Officer

14 | Page