Form 10-Q
period 2023-03-31
Metaterra Corp.
filed 2023-05-05
CIK 1918884

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 4, 2023
Common Stock, $0.001	2,787,000

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

METATERRA CORP. BALANCE SHEETS
	MARCH 31, 2023 (UNAUDITED)	DECEMBER 31, 2022 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$12,090	$9,059
Total current assets	12,090	9,059
Inventory	17,304	17,304
Non-Current Assets	502	558
Total Assets	$29,896	$26,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans from related parties	14,044	14,044
Prepaid Deposit	9,663	-
Accounts Payable	10,500	10,000
Total current liabilities	34,207	24,044
Total Liabilities	34,207	24,044

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,787,000 shares issued and outstanding	2,787	2,787
Additional Paid-In-Capital	38,563	38,563
Accumulated Deficit	(45,661)	(38,473)
Total Stockholders’ equity (deficit)	(4,311)	2,877
Total Liabilities and Stockholders’ equity (deficit)	$29,896	$26,921

The accompanying notes are an integral part of these financial statements.

3 | Page

METATERRA CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2023	THREE MONTHS ENDED MARCH 31, 2022
Revenue	$-	$-

OPERATING EXPENSES
Cost of goods sold	-	-
General and administrative expenses	7,188	3,308
Net loss from operations	(7,188)	(3,308)
Loss before provision for income taxes	(7,188)	(3,308)
Provision for income taxes	-	-
Net income (loss)	$(7,188)	$(3,308)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,787,000	2,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

METATERRA CORP.

STATEMENT OF STOCKHOLDER’S EQUITY

MARCH 31, 2023

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	2,000,000	$2,000	$-	$(741)	$1,259
Net income (loss)				(3,308)	(3,308)
Balance as of March 31, 2022	2,000,000	$2,000	$-	$(4,049)	$(2,049)

Balance as of December 31, 2022	2,787,000	$2,787	$38,563	$(38,473)	$2,877
Net income (loss)				(7,188)	(7,188)
Balance as of March 31, 2023	2,787,000	$2,787	$38,563	$(45,661)	$(4,311)

 The accompanying notes are an integral part of these financial statements.

5 | Page

METATERRA CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2023	THREE MONTHS ENDED MARCH 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,188)	$(3,308)
Decrease (Increase) in Assets:
Amortization expense	56	-
Prepaid deposit	9,663	-
Accounts payable	500	610
Net cash provided by (used in) operating activities	3,031	(2,698)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of loan from shareholder	$-	$850
Net cash provided by financing activities	-	850
Net decrease in cash and equivalents	3,031	(1,848)
Cash and equivalents at beginning of the period	9,059	2,084
Cash and equivalents at end of the year/ period	$12,090	$236
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

METATERRA CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2021) TO MARCH 31, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

METATERRA CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on January 20, 2021. The Company sells auto parts in the Dominican Republic.

The Company has adopted December 31 fiscal year end.

The results for the three months ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2023 and for the related periods presented.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2023 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 20, 2021) to March 31, 2023, of $45,661. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

7 | Page

Stock-Based Compensation

As of March 31, 2023, the Company has not issued any stock-based payments to its employees.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2023 the Company’s bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023.

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

8 | Page

Inventory valuation policy

Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method or average cost method. Net realizable value is estimated based on current selling prices.

As of March 31, 2023, the Company total inventory was $17,304. The inventory comprised of an automobile. On March 22, 2023 we received $9,663 prepayment for the car we have in inventory.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of March 31, 2023, the Company had 2,787,000 shares issued and outstanding.

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

Since January 20, 2021 (Inception) through March 31, 2023, the Company’s sole officer and director loaned the Company $14,044 to pay for incorporation costs, operating expenses and to pay for inventory. As of March 31, 2023, the amount outstanding was $14,044. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

On April 5, 2025, the director loaned $5,000 to the company. The loan is non-interest bearing, due upon demand and unsecured. On April 13, 2023, the Company received prepayment in the amount of $4,000 for the car in inventory.

9 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

RESULTS OF OPERATION

As of March 31, 2023, we had an accumulated deficit of $45,661. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2023 compared to Three Month Period Ended March 31, 2022.

Operating Expenses

During the three month period ended March 31, 2023, we incurred total operating expenses of $7,188 compared to $3,308 during the three month period ended March 31, 2022. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

10 | Page

Net Loss

Our net loss for the three-month period ended March 31, 2023 was $7,188 compared to $3,308 during the three-month period ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2023 our total assets were $29,896 compared to $26,921 in total assets at December 31, 2022. As at March 31, 2023, our current liabilities were $34,207 compared to $24,044 as of December 31, 2022.

Stockholders’ deficit was $4,311 as of March 31, 2023 compared to stockholders’ equity of $2,877 as of December 31, 2022.

Cash Flows from Operating Activities

For the three-month period ended March 31, 2023, net cash flows provided by operating activities was $3,031, consisting of net loss of $7,188, increase in amortization expenses of $56, increase in prepaid deposit of $9,663 and account payable of $500. For the three-month period ended March 31, 2022, net cash flows used in operating activities was $2,698, consisting of net loss of $3,308, and account payable of $610.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended March 31, 2022 were $850, consisting entirely of advances from a related party compared to $-0- during the three-month period ended March 31, 2023.

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

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our December 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

12 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

13 | Page

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

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METATERRA CORP.

Dated: May 4, 2023	By:	/s/ Anyoline De Jesus De Perez
Anyoline De Jesus De Perez, President and Chief Executive Officer and Chief Financial Officer

15 | Page