Form 10-Q
period 2023-06-30
Metaterra Corp.
filed 2023-07-21
CIK 1918884

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 20, 2023
Common Stock, $0.001	2,787,000

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

METATERRA CORP. BALANCE SHEETS

	JUNE 30, 2023 (UNAUDITED)	DECEMBER 31, 2022 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$5,430	$9,059
Inventory	35,495	17,304
Total current assets	40,925	26,363
Non-Current Assets
Fixed Assets, net	446	558
Total non-current assets	446	558
Total Assets	$41,371	$26,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans from related parties	48,065	14,044
Accounts Payable	-	10,000
Total current liabilities	48,065	24,044
Total Liabilities	48,065	24,044

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,787,000 shares issued and outstanding	2,787	2,787
Additional Paid-In-Capital	38,563	38,563
Accumulated Deficit	(48,044)	(38,473)
Total Stockholders’ equity (deficit)	(6,694)	2,877
Total Liabilities and Stockholders’ equity (deficit)	$41,371	$26,921

The accompanying notes are an integral part of these financial statements.

3 | Page

METATERRA CORP. STATEMENT OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2023	THREE MONTHS ENDED JUNE 30, 2022	SIX MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE 30, 2022
Revenue	$19,304	$260	$19,304	$260

OPERATING EXPENSES
Cost of goods sold	17,304	379	17,304	379
General and administrative expenses	4,383	3,809	11,571	7,117
Net loss from operations	(2,383)	(3,928)	(9,571)	(7,236)
Loss before provision for income taxes	(2,383)	(3,928)	(9,571)	(7,236)
Provision for income taxes	-	-	-	-
Net income (loss)	$(2,383)	$(3,928)	$(9,571)	$(7,236)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,787,000	2,007,087	2,787,000	2,003,563

The accompanying notes are an integral part of these financial statements.

4 | Page

METATERRA CORP. STATEMENT OF STOCKHOLDER’S EQUITY JUNE 30, 2023 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	2,000,000	$2,000	$-	$(741)	$1,259
Net income (loss)				(3,308)	(3,308)
Balance as of March 31, 2022	2,000,000	$2,000	$-	$(4,049)	$(2,049)
Shares issued at $0.05	88,000	88	4,312	-	4,400
Net income (loss)				(3,928)	(3,928)
Balance as of June 30, 2022	2,088,000	$2,088	$4,312	$(7,977)	$(1,577)

Balance as of December 31, 2022	2,787,000	$2,787	$38,563	$(38,473)	$2,877
Net income (loss)				(7,188)	(7,188)
Balance as of March 31, 2023	2,787,000	$2,787	$38,563	$(45,661)	$(4,311)
Net income (loss)				(2,383)	(2,383)
Balance as of June 30, 2023	2,787,000	$2,787	$38,563	$(48,044)	$(6,694)

The accompanying notes are an integral part of these financial statements.

5 | Page

METATERRA CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2023	SIX MONTHS ENDED JUNE 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,571)	$(7,236)
Decrease (Increase) in Assets:
Amortization expense	112	-
Inventory	(18,190)	(1,218)
Increase (Decrease) in Liabilities:
Accounts payable	(10,000)	169
Net cash provided by (used in) operating activities	(37,649)	(8,285)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	$-	$(670)
Net cash used in investing activities	-	(670)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	$34,020	$7,386
Proceeds from issuance of common shares	-	4,400
Net cash provided by financing activities	34,020	11,786
Net decrease in cash and equivalents	(3,629)	2,831
Cash and equivalents at beginning of the period	9,059	2,084
Cash and equivalents at end of the year/ period	$5,430	$4,915
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

METATERRA CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD FROM INCEPTION (JANUARY 20, 2021) TO JUNE 30, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

METATERRA CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on January 20, 2021. The Company sells auto parts in the Dominican Republic.

The Company has adopted December 31 fiscal year end.

The results for the three months ended June 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form S-1 for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2023 and for the related periods presented.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2023 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 20, 2021) to June 30, 2023, of $48,044. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

7 | Page

Stock-Based Compensation

As of June 30, 2023, the Company has not issued any stock-based payments to its employees.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2023 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023.

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

As of June 30, 2023, the Company total inventory was $35,495. The inventory comprised of two automobile.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of June 30, 2023, the Company had 2,787,000 shares issued and outstanding.

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

Since January 20, 2021 (Inception) through June 30, 2023, the Company’s sole officer and director loaned the Company $48,065 to pay for incorporation costs, operating expenses and to pay for inventory.  As of June 30, 2023, the amount outstanding was $48,065. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

9 | Page

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

RESULTS OF OPERATION

As of June 30, 2023, we had an accumulated deficit of $48,044. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended June 30, 2023 compared to Three Month Period Ended June 30, 2022.

Revenue

During the three month period ended June 30, 2023, the Company had $19,304 in revenue compared to $260 in revenue during the three month period ended June 30, 2022.

Operating Expenses

During the three month period ended June 30, 2023, we incurred total operating expenses of $21,687 compared to $4,188 during the three month period ended June 30, 2022. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended June 30, 2023 was $2,383 compared to $3,928 during the three-month period ended June 30, 2022.

Six Month Period Ended June 30, 2023 compared to Six Month Period Ended June 30, 2022.

Revenue

During the six-month period ended June 30, 2023, the Company had $19,304 in revenue compared to $260 in revenue during the six-month period ended June 30, 2022.

Operating Expenses

During the six month period ended June 30, 2023, we incurred total operating expenses of $28,875 compared to $7,496 during the six month period ended June 30, 2022. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the six-month period ended June 30, 2023 was $9,571 compared to $7,236 during the six-month period ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2023 our total assets were $41,371 compared to $26,921 in total assets at December 31, 2022. As at June 30, 2023, our current liabilities were $48,065 compared to $24,044 as of December 31, 2022.

Stockholders’ deficit was $6,694 as of June 30, 2023 compared to stockholders’ equity of $2,877 as of December 31, 2022.

Cash Flows from Operating Activities

For the six-month period ended June 30, 2023, net cash flows used in operating activities was $37,649, consisting of net loss of $9,571, increase in amortization expenses of $112, increase in inventory of $18,190 and decrease in account payable of $10,000. For the six-month period ended June 30, 2022, net cash flows used in operating activities was $8,285, consisting of net loss of $7,236, increase in inventory of $1,218 and increase in account payable of $169.

11 | Page

Cash Flows from Investing Activities

Cash flows used in investing activities during the six-month period ended June 30, 2023 was $-0- compared to $670 during six month period ended June 30, 2022, the Company purchased computer.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended June 30, 2022 were $34,020, consisting entirely of advances from a related party.  Cash flows provided by financing activities during the six-month period ended June 30, 2022 were $11,786, consisting of advances from a related party of $7,386 and proceeds from the issuance of common stock of $4,400.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

12 | Page

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

13 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

14 | Page

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

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METATERRA CORP.

Dated: July 20, 2023	By:	/s/ Anyoline De Jesus De Perez
Anyoline De Jesus De Perez, President and Chief Executive Officer and Chief Financial Officer

16 | Page