Form 10-Q
period 2023-09-30
Metaterra Corp.
filed 2023-11-14
CIK 1918884

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 20, 2023

Common Stock, $0.001	2,787,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

METATERRA CORP. BALANCE SHEETS
	SEPTEMBER 30, 2023 (UNAUDITED)	DECEMBER 31, 2022 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$6,249	$9,059
Prepaid Expenses	12,500	-
Inventory	35,495	17,304
Total current assets	54,244	26,363
Non-Current Assets	390	558
Total Assets	$54,634	$26,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans from related parties	67,065	14,044
Prepaid Deposit	6,000	-
Accounts Payable	350	10,000
Total current liabilities	73,415	24,044
Total Liabilities	73,415	24,044

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,787,000 shares issued and outstanding	2,787	2,787
Additional Paid-In-Capital	38,563	38,563
Accumulated Deficit	(60,131)	(38,473)
Total Stockholders’ equity (deficit)	(18,781)	2,877
Total Liabilities and Stockholders’ equity (deficit)	$54,634	$26,921

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2023	THREE MONTHS ENDED SEPTEMBER 30, 2022	NINE MONTHS ENDED SEPTEMBER 30, 2023	NINE MONTHS ENDED SEPTEMBER 30, 2022
Revenue	$-	$1,620	$19,304	$1,880

OPERATING EXPENSES
Cost of goods sold	-	1,218	17,304	1,596
General and administrative expenses	12,087	3,090	23,658	10,208
Net loss from operations	(12,087)	(2,688)	(21,658)	(9,924)
Loss before provision for income taxes	(12,087)	(2,688)	(21,658)	(9,924)
Provision for income taxes	-	-	-	-
Net income (loss)	$(12,087)	$(2,688)	$(21,658)	$(9,924)
Income (loss) per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,787,000	2,495,087	2,787,000	2,169,205

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENT OF STOCKHOLDER’S EQUITY

SEPTEMBER 30, 2023

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	2,000,000	$2,000	$-	$(741)	$1,259
Net income (loss)				(3,308)	(3,308)
Balance as of March 31, 2022	2,000,000	$2,000	$-	$(4,049)	$(2,049)
Shares issued at $0.05	88,000	88	4,312	-	4,400
Net income (loss)				(3,928)	(3,928)
Balance as of June 30, 2022	2,088,000	$2,088	$4,312	$(7,977)	$(1,577)
Shares issued at $0.05	699,000	699	34,251	-	34,950
Net income (loss)				(2,688)	(2,688)
Balance as of September 30, 2022	2,787,000	$2,787	$38,563	$(10,665)	$30,685

Balance as of December 31, 2022	2,787,000	$2,787	$38,563	$(38,473)	$2,877
Net income (loss)				(7,188)	(7,188)
Balance as of March 31, 2023	2,787,000	$2,787	$38,563	$(45,661)	$(4,311)
Net income (loss)				(2,383)	(2,383)
Balance as of June 30, 2023	2,787,000	$2,787	$38,563	$(48,044)	$(6,694)
Net income (loss)				(12,087)	(12,087)
Balance as of September 30, 2023	2,787,000	$2,787	$38,563	$(60,131)	$(18,781)

The accompanying notes are an integral part of these financial statements.

METATERRA CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2023	NINE MONTHS ENDED SEPTEMBER 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,658)	$(9,924)
Amortization expense	168	56
Inventory	(18,190)	(13,111)
Prepaid deposit	6,000	-
Accounts payable	(9,650)	-
Prepaid expenses	(12,500)	-
Net cash provided by (used in) operating activities	(55,830)	(22,979)

CASH FLOWS USED IN INVESTING ACTIVITIES
Computer Software	$-	$(670)
Net cash used in investing activities	-	(670)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	$53,020	$13,219
Proceeds from issuance of common shares	-	39,350
Net cash provided by financing activities	53,020	52,569
Net decrease in cash and equivalents	(2,810)	28,920
Cash and equivalents at beginning of the period	9,059	2,084
Cash and equivalents at end of the year/ period	$6,249	$31,004
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

METATERRA CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

METATERRA CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on January 20, 2021. The Company sells auto parts in the Dominican Republic.

The Company has adopted December 31 fiscal year end.

The results for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2023 and for the related periods presented.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2023 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 20, 2021) to September 30, 2023, of $60,131. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of September 30, 2023, the Company has not issued any stock-based payments to its employees.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2023 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023.

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

As of September 30, 2023, the Company total inventory was $35,495. The inventory comprised of two automobiles.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of September 30, 2023, the Company had 2,787,000 shares issued and outstanding.

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

Since January 20, 2021 (Inception) through September 30, 2023, the Company’s sole officer and director loaned the Company $67,065 to pay for incorporation costs, operating expenses and to pay for inventory.  As of September 30, 2023, the amount outstanding was $67,065. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below:

Two loan repayments to Aguamarina LLC / Anyoline De Jesus De Perez in the amounts of $8,000.00 and $6,650.00 on November 1 and November 2, respectively.

On October 13, 2023, Anyoline De Jesus De Perez, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 2,000,000 shares of Common Stock of the Company, to Miracle Technologies Holding SGPS, LDA, located at Rua dos Murças, n.° 15, 3.° andar, Fração L, Distrito da Ilha da Madeira, 9000 058 Funchal, Portugal.

As a result of the acquisition of 2,000,000 shares of common stock, Miracle Technologies Holding SGPS holds approximately 71% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Also on October 13, 2023, the previous sole officer and director of the company, Anyoline De Jesus De Perez, resigned her positions with the Company.  Upon such resignations, Ebru Törehan was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

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

RESULTS OF OPERATION

As of September 30, 2023, we had an accumulated deficit of $60,131. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2023 compared to Three Month Period Ended September 30, 2022.

Revenue

During the three month period ended September 30, 2023, the Company didn’t generate any revenue compared to $1,620 in revenue during the three month period ended September 30, 2022.

Operating Expenses

During the three-month period ended September 30, 2023, we incurred total operating expenses of $12,087 compared to $4,308 during the three month period ended September 30, 2022. Total operating expenses included general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended September 30, 2023 was $12,087 compared to $2,688 during the three-month period ended September 30, 2022.

Nine Month Period Ended September 30, 2023 compared to Nine Month Period Ended September 30, 2022.

Revenue

During the nine-month period ended September 30, 2023, the Company had $19,304 in revenue compared to $1,880 in revenue during the nine-month period ended September 30, 2022.

Operating Expenses

During the nine month period ended September 30, 2023, we incurred total operating expenses of $40,962 compared to $11,804 during the nine month period ended September 30, 2022. Total operating expenses included costs of goods sold, general and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine-month period ended September 30, 2023 was $21,658 compared to $9,924 during the nine-month period ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2023 our total assets were $54,634 compared to $26,921 in total assets at December 31, 2022. As at September 30, 2023, our current liabilities were $73,415 compared to $24,044 as of December 31, 2022.

Stockholders’ deficit was $18,781 as of September 30, 2023 compared to stockholders’ equity of $2,877 as of December 31, 2022.

.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2023, net cash flows used in operating activities was $55,830, consisting of net loss of $21,658, increase in amortization expenses of $168, increase in inventory of $18,190, increase in prepaid deposit of $6,000, increase in prepaid expenses of $12,500 and decrease in account payable of $9,650. For the nine-month period ended September 30, 2022, net cash flows used in operating activities was $22,979, consisting of net loss of $9,924, , increase in amortization expenses of $56 and increase in inventory of $13,111.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine-month period ended September 30, 2023 was $-0- compared to $670 during nine month period ended September 30, 2022, the Company purchased computer.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended September 30, 2022 were $53,020, consisting entirely of advances from a related party.  Cash flows provided by financing activities during the nine-month period ended September 30, 2022 were $52,569, consisting of advances from a related party of $13,219 and proceeds from the issuance of common stock of $39,350.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended September 30, 2023.

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

METATERRA CORP.

Dated: November 14, 2023	By:	/s/ Ebru Törehan
Ebru Törehan Chairman and Chief Executive Officer

